Form 10-Q
period 1995-09-30
GRIFFIN REAL ESTATE FUND VI
filed 1995-11-15
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-16765

               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1545501

                              750 NORTHLAND PLAZA

              3800 WEST 80TH STREET, MINNEAPOLIS, MINNESOTA 55431

                  REGISTRANT'S TELEPHONE NUMBER (612) 896-3800

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                 Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]




                          GRIFFIN REAL ESTATE FUND-VI,

                             A LIMITED PARTNERSHIP


                                     INDEX


PART 1.   Financial Information

          Condensed Balance Sheets
            September 30, 1995 and December 31, 1994....................   1

          Condensed Statements of Operations
            for the three months and the nine months ended
            September 30, 1995 and 1994.................................   2

          Condensed Statements of Cash Flows
            for the nine months ended
            September 30, 1995 and 1994.................................   3

          Condensed Statements of Changes
            in Partners' Equity for the
            nine months ended September 30, 1995........................   4

          Notes to Financial Statements.................................   5

          Management's Discussion and Analysis of
            Financial Conditions and Results
            of Operations............................................... 6-7



PART II.  Other Information.............................................   8


SIGNATURES..............................................................   9




                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                  (unaudited)



                                                September 30,   December 31,
                                                    1995            1994
ASSETS

Cash and cash equivalents                       $   171,978    $   119,572
Receivables and other assets                        109,378        118,021
     Total                                          281,356        237,593

PROPERTY:
     Land                                         1,085,776      1,085,776
     Buildings and improvements                   6,420,443      6,367,650
     Furniture and equipment                        242,362        242,362
     Less valuation allowance                      (545,000)      (545,000)
       Total                                      7,203,581      7,150,788
     Less accumulated depreciation                1,863,567      1,699,341
     Property - net                               5,340,014      5,451,447

TOTAL ASSETS                                    $ 5,621,370    $ 5,689,040


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities   $    60,321    $    84,198
     Security deposits                               50,760         47,845
     Mortgage notes payable                       4,185,974      4,227,965
       Total liabilities                          4,297,055      4,360,008


PARTNERS' EQUITY:
     General Partner                               (100,453)      (100,406)
     Limited Partners                             1,424,768      1,429,438
       Total partners' equity                     1,324,315      1,329,032

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 5,621,370    $ 5,689,040


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                              For the Three Months    For the Nine Months
                               Ended September 30,    Ended September 30,
                                1995       1994        1995          1994
REVENUES
Rental income                 $341,465   $330,326   $1,008,083   $  953,702
Interest income                    665        841        2,171        2,459
Other income                     6,406      7,381       16,885       19,861
   Total revenues              348,536    338,548    1,027,139      976,022


OPERATING EXPENSES
Operating expenses             206,408    248,544      566,962      664,379
Interest expense               100,335    102,871      299,299      313,047
Depreciation and
   amortization                 55,196     58,634      165,595      175,906
Total operating expenses       361,939    410,049    1,031,856    1,153,332


NET LOSS                        13,403     71,501        4,717      177,310

NET LOSS ALLOCATED
   TO GENERAL PARTNER              134        715           47        1,773

NET LOSS ALLOCATED
   TO LIMITED PARTNERS        $ 13,269   $ 70,786   $    4,670   $  175,537

NET LOSS PER LIMITED
   PARTNERSHIP UNIT           $    .70   $   3.72   $      .25   $     9.21
   (weighted average basis)


See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)






                                                      For the Nine Months
                                                      Ended September 30,
                                                        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $  (4,717)   $(177,310)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization                165,595      175,906
         Decrease in other assets-net                   7,274       37,280
         Increase (decrease) in accounts payable
            and accrued liabilities                   (23,877)       8,266
         Increase (decrease) in security deposits       2,915       (4,723)
Net cash provided by operating activities             147,190       39,419

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (52,793)        --
Net cash used by investing activities                 (52,793)        --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                      (41,991)     (42,443)
Net cash used by financing activities                 (41,991)     (42,443)

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    52,406       (3,024)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       119,572      151,655

CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 171,978    $ 148,631

CASH PAID DURING THE PERIOD FOR INTEREST            $ 299,299    $ 313,047


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)







                               GENERAL     LIMITED          TOTAL
                               PARTNER     PARTNERS      PARTNERSHIP

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1995           $(100,406)   $ 1,429,438    $ 1,329,032

NET LOSS                           (47)        (4,670)        (4,717)

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1995        $(100,453)   $ 1,424,768    $ 1,324,315

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)


1. Griffin Real Estate Fund-VI, A Limited Partnership (the Partnership) was formed by Griffin Equity Partners, A Minnesota Partnership and Guardian Investment Corporation, a Minnesota corporation on March 19, 1986 under the laws of the State of Minnesota. The limited partnership offering terminated on March 18, 1988 at which time 19,053 units ($9,526,500) had been sold.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate FundVI, A Limited Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1994 Griffin Real Estate Fund-VI, A Limited Partnership Form 10K.


2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1995 and 1994 relating to the Griffin Companies and its affiliates:

                                                1995                1994

     Management fee                           $ 52,012            $ 55,351
     Supervisory fee                          $ 14,821            $  5,229


3.   TAXABLE LOSS

     The loss shown on the statement of operations for the nine months ended September 30, 1995 and 1994 is the same as the taxable loss for each period, respectively.



                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had cash and cash equivalents of $171,978 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1995.

Distributions to partners were not made during the first nine months of 1995. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income was $1,008,083 and $953,702 for the first three quarters 1995 and 1994 respectively. This is an increase in net rental income of $54,381. Rents have been adjusted with an increase in rates at Carriage House of approximately 2% and an increase in rental rates for new leases at the industrial properties of approximately 8%. Generally, operating expenses declined from the first three quarters of 1994 from a level of $664,379 to $566,962 in the first three quarters of 1995. This is a decrease of $97,417 which is due largely to lower repairs and maintenance expenses. The combined increase in revenue and decrease in expenses resulted in an overall increase of net income of $172,593 from the first three quarters of 1994 to the first three quarters of 1995. Also, despite spending $52,793 on capital improvements to the properties, $52,406 of cash was provided during the first three quarters of 1995 as compared to $3,024 of cash used during the first three quarters of 1994.

The Partnership has begun final liquidation of the Partnership assets. Carriage House Apartments, Bass Lake, and Industry Park properties have all been listed for sale.



                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP

                                OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                   1994                         1995
                                    at                           at
                        3/31   6/30   9/30  12/31    3/31   6/30   9/30   12/31
1.    Carriage House Apts.
      Jacksonville, FL   87%    90%    93%    86%     90%    88%   96%

2.    Bass Lake Road
      New Hope, MN       95%    95%    93%    89%    100%   100%   83%

3.    Industry Park
      New Hope, MN       98%    96%    96%    91%     85%    85%   85%




                          GRIFFIN REAL ESTATE FUND-VI,
                             A LIMITED PARTNERSHIP

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings

          To the best of our knowledge no legal proceedings exist against the Partnership.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27 - Financial data schedule - for SEC use only.

          (b) Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GRIFFIN REAL ESTATE FUND-VI,
                                    A LIMITED PARTNERSHIP

Date:  November 15, 1995            By  /s/ Larry D. Fransen
                                        Larry D. Fransen, for the
                                        General Partner, Griffin
                                        Equity Partners



Date:  November 15, 1995            By  /s/ Larry D. Fransen
                                        Larry D. Fransen, for the
                                        General Partner, Griffin
                                        Equity Partners