Form 10-K
period 1995-12-31
GRIFFIN REAL ESTATE FUND VI
filed 1996-03-29
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1995.  Commission file number 0-16765

               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

       Minnesota                                                 41-1545501
       3800 West 80th Street - Suite 750
       Minneapolis, Minnesota                                         55431

       Registrant's telephone number                         (612) 896-3800


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
          -------------------                    ------------------------
                 None                                      None

Securities registered pursuant to Section 12(g) of the act:  $9,526,500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes _x_  No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.                                       [  ]


Forms 8-K dated October 1, 1991 with an amendment dated October 16, 1991 and December 23, 1991 are incorporated by reference in this report.



               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
   Item 1         Business...............................................   1

   Item 2         Properties.............................................   1

   Item 3         Legal Proceedings......................................   1

   Item 4         Submission of Matters to a Vote
                  of Limited Partners....................................   2


PART II
   Item 5         Market for the Partnership's Limited Partnership
                  Interests and Related Limited Partner Matters..........   2

   Item 6         Selected Financial Data................................ 2-3

   Item 7         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 3-5

   Item 8         Financial Statements and Supplementary Data............   5

   Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................   5


PART III
   Item 10        The General Partner of the Partnership................. 6-7

   Item 11        Management Remuneration and Transactions............... 7-8

   Item 12        Limited Partnership Ownership of Certain
                  Beneficial Owners and Management.......................   8

   Item 13        Certain Relationships and Related
                  Transactions...........................................   8


PART IV
   Item 14        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................   8


SIGNATURES...............................................................   9



               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

                                     PART I

Item 1.  Business

         The registrant, Griffin Real Estate Fund-VI, A Limited Partnership (the "Partnership"), was organized on November 22, 1985 under the laws of the State of Minnesota and became effective on May 27, 1986. The Partnership was formed by the general partners, Griffin Equity Partners, a Minnesota partnership, and Guardian Investment Corporation, a Minnesota corporation, to acquire existing, income-producing real properties for rental purposes. On March 19, 1986 the Partnership commenced an offering of $15,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated March 19, 1988 upon the acceptance of 19,053 units ($9,526,500).

         The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         As of December 31, 1995 the Partnership has made the real property investments set forth in the following table:

          Name, type of property                           Date of           Type of
             and location        (a)         Size          Purchase       Ownership (b)
          ----------------------             ----          --------       -------------
         1.   Carriage House Apts          164 units       12/29/87       Mortgage Note
              Jacksonville, Florida

         2.   Bass Lake Building           47,585          05/18/88       Mortgage Note
              New Hope, Minnesota          sq. feet

         3.   Industry Park Building       55,155          05/18/88       Mortgage Note
              New Hope, Minnesota          sq. feet


         (a)      Reference is made to Schedule III of this annual report.

         (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investments;

         The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located.

         The Terms of Transactions between the Partnership and affiliates of the General Partner are described in Item 11 to which reference is hereby made.


Item 2.  Properties

         The Partnership owns the real properties referred to in Item 1 to which reference is hereby made.


Item 3.  Legal Proceedings

         There have been no significant legal proceedings.


Item 4.  Submission of Matters to a Vote of Limited Partners

         There were no matters submitted to a vote of the Limited Partners.


                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Limited Partner Matters

         There are approximately 988 holders of record of units of the Partnership. There is no public market for units and it is not anticipated that a public market for units will develop. The General Partner will not redeem or repurchase units except upon death of the original limited partner.

         Reference is made to Item 6 in this annual report for a discussion of cash distributions made to the Limited Partners.


Item 6.  Selected Financial Data

                     Griffin Real Estate Fund-VI, A Limited
                  Partnership For the Years Ended December 31,
                        1995, 1994, 1993, 1992, and 1991

                                1995          1994           1993            1992           1991
                             -----------   -----------    -----------    -----------    -----------
Total revenues (d)           $ 1,393,478   $ 1,318,537    $ 1,320,580    $ 1,324,793    $ 2,196,746

Income (Loss) before
   extraordinary item             28,825       (84,769)      (210,435)      (730,356)      (769,250)
Income (Loss) before
   extraordinary item per
   limited partner
   unit                             1.50         (4.41)        (10.94)        (37.99)        (39.99)
Extraordinary Item:
   Loss on foreclosure
      of property                     --            --             --             --     (1,547,596)
Extraordinary item:
   Loss on foreclosure of
      property per limited
      partner unit                    --            --             --             --         (80.45)
Net income (loss)                 28,825       (84,769)      (210,435)      (730,356)    (2,316,846)
   Net income (loss) per
     limited partner
     unit (c)                       1.50         (4.41)        (10.94)        (37.97)       (120.45)
Total assets                   5,641,036     5,689,040      5,772,987      6,055,403      6,837,463
Mortgage notes
   payable                     4,172,438     4,227,965      4,251,134      4,303,085      4,350,174


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit I in this annual report.

(b) Cash distributions of $61 per limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. In the opinion of counsel, the Partnership's

         Income and Tax Losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as Profit or Loss on the Sale of Properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net income (loss) and cash distributions per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

(d)      1991 figures reflect the foreclosure of Hidden Glen Apartments.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         Summary of Operations - 1995 Compared to 1994

         Rental rates increased by 2% at Carriage House Apartments and approximately 8% for new leases during 1995 at Bass Lake Building and Industry Park Building. Average physical occupancy increased at Carriage House Apartments by 2% from an average of 89% to an average of 91%. Occupancy at Bass Lake decreased from 95.8% to 91.5%. Occupancy at Industry Park declined from an average of 95.5% to an average of 87.8%. However, as of March 1, 1996 both Bass Lake Building and Industry Park Building are at 100% occupancy, while Carriage House Apartments occupancy has declined to 87.7%.

         The common area reimbursement increase of approximately $37,000 was a result of higher charges to tenants to off-set increased operating expenses of the two industrial properties.

         Total revenue increased by approximately $75,000 while operating expenses (excluding property valuation benefit) decreased by approximately $15,600 resulting in an approximate $90,600 increase in Net Income. Included in the decreased expenses were insurance expense which decreased approximately $27,500 and bad debt expense which increased approximately $23,600.

         The decrease in insurance expense was due to lower premiums as a result of changing insurance carriers for the two industrial properties. The decrease was also due to the elimination of the costly separate coverage for wind and storm damages for Carriage House Apartments (located in Florida) which was included as a part of the primary insurance package in 1995.

         The bad debt expense increased by approximately $23,600 essentially due to writing off approximately $21,500 of rent due from a tenant who pre-maturely vacated its space and subsequently filed bankruptcy.

         Due to the tax re-format of 1986, the over-built real estate situation, the Savings and Loan Industry crisis, and the recessionary climate in the United States, real estate values in general declined substantially in the later 1980's and early 1990's. Experts believed that this decline reached bottom in 1992. Generally accepted accounting principals require that property be carried on the Partnership books at the lower of depreciated cost or market value. Because of further declines in value of the Partnership property, the Partnership increased the valuation allowance by $88,000 for Bass Lake and Industry Park commercial properties in 1993. In 1995 and 1994, however, a recovery of market values allowed the Partnership to restore the valuation allowance by $75,000 and $52,000 respectively.

         The Carriage House Apartments mortgage lender has agreed to a short term extension of the maturity date of the loan from December 29, 1995 to June 28, 1996. The interest rate and monthly debt service payment during the extension will remain the same.

         Summary of Operations - 1994 Compared to 1993

         Rental rates at Carriage House Apartments increased on average of 2.6%. Rental rates at Bass Lake Building and Industry Park Building increased an average of 7.6% for new leases in 1994.

         Physical occupancy at Carriage House Apartments declined by an average of 2.8% from 91.8% to 89%. Physical occupancy at Bass Lake Building increased by an average of 13.8% from 82% to 95.8%. Physical occupancy at Industry Park Building increased by an average of 10.7% from 84.8% to 95.5%. As a result of improving occupancy at the industrial properties, net rental income increased by approximately $14,800. However, common area reimbursement income declined due to an adjustment for 1993 over charges of approximately $25,000 which is reflected in the common area reimbursement charges for 1994.

         Total operating expenses (excluding the property valuation provision (benefit)) increased by approximately $12,300. Real estate tax expense appears to have increased by approximately $30,500, however, the change in real estate expense is a result of receiving $28,200 of refunds in 1993 for prior years real estate taxes paid.

         As a result, Net Loss (excluding the property valuation provision (benefit)) increased by approximately $14,300.

         During 1994, the Partnership was successful in refinancing the Industry Park Building mortgage loan with a new loan of $800,000. The new loan has a term of seven years maturing on January 1, 2002 with initial interest rate of 9.75% which adjusts every three months.

LIQUIDITY

         The Partnership has approximately $135,700 of cash reserves on hand at December 31, 1995. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for necessary capital improvements to the properties in the near term.

         The Partnership continued to market Carriage House Apartments throughout 1995. A purchase agreement for the sale of Carriage House Apartments was executed on January 2, 1996 at a price, net of purchaser's brokerage fees totaling $185,000, of $2,900,000. Subsequently on March 5, 1996 the purchase agreement was amended and restated reducing the selling price, net of purchaser's brokerage fees totaling $180,300, to $2,825,000. The buyer has waived all inspection contingencies and a closing date of April 15, 1996 has been scheduled.

         Although there can be no assurance that a sale will ultimately be completed at a satisfactory price, the Partnership intends on selling Bass Lake Building and Industry Park Building during 1996. It is possible that all three properties will be sold during 1996 and the Partnership liquidated on or before December 31, 1996.

         The combination of the disposition by foreclosure of Hidden Glen in 1991, which represented approximately 50% of the invested equity, and the decline in value of the remaining properties, will make a full return of the invested equity unlikely. Final results of the sales and liquidating distributions will be determined following the close of each sale.



                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.


                                               Carriage House      Hidden Glen
            Bass Lake Road    Industry Park    Apartments          Apartments
            New Hope, MN      New Hope, MN     Jacksonville, FL    Marietta, GA
            ------------      ------------     ----------------    ------------

3/31/95         100%               85%               90%                  *
6/30/95         100%               85%               88%                  *
9/30/95          83%               85%               96%                  *
12/31/95         83%               97%               91%                  *

3/31/94          94%               98%               87%                  *
6/30/94         100%               97%               90%                  *
9/30/94         100%               96%               93%                  *
12/31/94         89%               91%               86%                  *

3/31/93          82%               62%               93%                  *
6/30/93          82%               81%               92%                  *
9/30/93          82%               98%               91%                  *
12/31/93         82%               98%               91%                  *

3/31/92          72%               96%               90%                  *
6/30/92          91%               85%               88%                  *
9/30/92          84%               80%               95%                  *
12/31/92         86%               96%               94%                  *

3/31/91          80%               82%               89%                 68%
6/30/91          80%               61%               90%                 69%
9/30/91          80%               68%               96%                 72%
12/31/91         80%               79%               91%                  *

* Indicates the Partnership did not own this property at the end of the quarter.



Item 8.  Financial Statements and Supplementary Data

         The Table of Contents to Financial Statements, Financial Statements and Supplementary Data listed in Item 14 are referenced herein as included in the exhibits attached to this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co., LLP) regarding any of the following:

         1)     Accounting principles or practices
         2)     Extent and quality of financial statement disclosure
         3)     Auditing scope or procedures


                                    PART III

Item 10. The General Partner of the Partnership

         The General Partners of the Partnership are Griffin Equity Partners, a Minnesota general partnership formed in October of 1984 by the owners of Griffin Companies to act, along with Guardian Investment Corporation, a Minnesota corporation and a wholly owned subsidiary of Griffin Companies ("General Partner"), as General Partner for various limited partnerships sponsored by Griffin Companies. As General Partner, Griffin Equity Partners and Guardian Investment Corporation manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

         Griffin Companies A Minnesota corporation organized in 1969, and its affiliates are engaged in real estate brokerage, real estate investment counseling, and management of commercial and multi-family real estate. Griffin Companies and its Affiliates have organized and served as general partners in thirty-two privately placed partnerships and six publicly offered partnerships, which were formed for the purpose of real estate investment.

         The General Partner and its Affiliates provide executive, supervisory and certain administrative services for the Partnership's operations and the General Partner is responsible for determining whether, when and on what terms properties should be sold or refinanced. In addition, the books and records of the Partnership are maintained by Griffin Companies, and are subject to audit by independent certified public accountants. The partners of the General Partner intend to devote only as much of their time to the business of the Partnership as they determine to be reasonably required. Limited Partners have no right to participate in the management of the Partnership.

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 55) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

         Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

         Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National MultiHousing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

         Mr. Fransen holds the CCIM (Certified Commercial Investment Member) designation of the Commercial Investment Institute, as well as the SRS (Specialist in Real Estate Securities) designation. For 13 years, he was an instructor for the Commercial Investment Institute and served as the group's national president in 1983. He has been awarded the Omega Tau Rho Medal of Service for his years of service to the National Association of Realtors.

         Robert S. Dunbar (56) is Chief Executive Officer of Griffin Companies.

         Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national MultiHousing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The partners of the General Partner represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the partners of the General Partner are largely invested in interests in real property and in Griffin Companies Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.


Item 11. Management Remuneration and Transactions

         Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

         * Profits and losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the general partner.

         * Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.

         * Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

                  ** First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

                  ** Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

                  ** Third, any remaining balance, 85% to the limited partners and 15% to the general partner.

         The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

         Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $13,284, $18,735, and $11,208 in 1995, 1994 and 1993
respectively, for these expenses.

         Reference is made to Note 5 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

         The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                       Amount and Nature      Percent of Class
                                         of Beneficial         Outstanding at
            Title of Class                Ownership           December 31, 1995
            --------------                ---------           -----------------
       Limited Partnership Units       80 units purchased           .42%
                                        at $500 per unit

         No partner of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership.

         There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

         The partners of Griffin Equity Partners and the shareholders of Guardian Investment Corporation, the general partners of the Partnership, are also owners and/or employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:

                                     1995      1994      1993
                                    -------   -------   -------

         Property management fees   $70,508   $73,756   $66,505
         Major improvement
           supervisory fees          10,943     9,777    14,011




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

              Exhibit 13:  Financial Statements and Schedules.
              Exhibit 27:  Financial Data Schedule.


         No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1996                            Griffin Real Estate Fund-VI,
                                                  A Limited Partnership




                                                  By: /s/ Larry D. Fransen
                                                      Larry D. Fransen
                                                      for the General Partner
                                                      Griffin Equity Partners


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  March 25, 1996                            By: /s/ Larry D. Fransen
                                                      Larry D. Fransen
                                                      Managing General Partner
                                                      of the General Partner
                                                      Griffin Equity Partners