Form 10-Q
period 1996-03-31
GRIFFIN REAL ESTATE FUND VI
filed 1996-05-13
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-16765

               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

                            MINNESOTA     41-1545501

                                    SUITE 300

               510 MARQUETTE AVENUE, MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

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



                          GRIFFIN REAL ESTATE FUND-VI,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.  Financial Information

         Condensed Balance Sheets
            March 31, 1996 and December 31, 1995.......................   1

         Condensed Statements of Operations
            for the three months ended
            March 31, 1996 and 1995....................................   2

         Condensed Statements of Cash Flows
            for the three months ended
            March 31, 1996 and 1995....................................   3

         Condensed Statements of Changes
            in Partners' Equity for the
            three months ended March 31, 1996..........................   4

         Notes to Financial Statements.................................   5

         Management's Discussion and Analysis of
            Financial Conditions and Results
            of Operations.............................................. 6-7



PART II. Other Information.............................................   8



SIGNATURES.............................................................   9




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)




                                               March 31,     December 31,
                                                 1996           1995
                                              -----------    -----------
ASSETS

Cash and cash equivalents                     $   182,306    $   135,745
Receivables and other assets                      116,806        123,028
                                              -----------    -----------
   Total                                          299,112        258,773
                                              -----------    -----------

PROPERTY:
   Land                                         1,085,776      1,085,776
   Buildings and improvements                   6,443,789      6,443,789
   Furniture and equipment                        242,362        242,362
   Less valuation allowance                      (470,000)      (470,000)
                                              -----------    -----------
Total                                           7,301,927      7,301,927
   Less accumulated depreciation                1,974,656      1,919,664
                                              -----------    -----------
Property - net                                  5,327,271      5,382,263
                                              -----------    -----------

TOTAL ASSETS                                  $ 5,626,383    $ 5,641,036
                                              ===========    ===========



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities   $    58,816    $    59,174
   Security deposit                                54,888         51,567
   Mortgage notes payable                       4,156,609      4,172,438
                                              -----------    -----------
      Total liabilities                         4,270,313      4,283,179
                                              -----------    -----------


PARTNERS' EQUITY:
   General Partner                               (100,136)      (100,118)
   Limited Partners                             1,456,206      1,457,975
                                              -----------    -----------
      Total partners' equity                    1,356,070      1,357,857
                                              -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 5,626,383    $ 5,641,036
                                              ===========    ===========


See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                  For the Three Months
                                    Ended March 31,
                                   1996         1995
                                 ---------    ---------
REVENUES
Rental income                    $ 337,571    $ 332,684
Interest income                      1,488          527
Other income                         6,236        4,932
                                 ---------    ---------

   Total revenues                  345,295      338,143
                                 ---------    ---------

OPERATING EXPENSES
Operating expenses                 190,310      181,277
Interest expense                    98,929       97,426
Depreciation and amortization       57,843       55,199
                                 ---------    ---------

   Total operating expenses        347,082      333,902
                                 ---------    ---------


NET INCOME (LOSS)                   (1,787)       4,241

NET INCOME (LOSS) ALLOCATED TO
   GENERAL PARTNER                     (18)          42
                                 ---------    ---------

NET INCOME (LOSS) ALLOCATED TO
   LIMITED PARTNERS              $  (1,769)   $   4,199
                                 =========    =========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT
   (weighted average basis)      $    (.09)   $     .22
                                 =========    =========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     For the Three Months
                                                       Ended March 31,
                                                      1996         1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $  (1,787)   $   4,241

   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
         Depreciation and amortization                 57,843       55,199
         Decrease in other assets-net                   3,371       10,776
         Decrease in accounts payable
            and accrued liabilities                      (358)     (32,317)
         Increase (decrease) in security deposits       3,321         (941)
                                                    ---------    ---------

Net cash provided by
   operating activities                                62,390       36,958
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    --        (29,646)
                                                    ---------    ---------

Net cash used by investing activities                    --        (29,646)
                                                    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                      (15,829)     (12,669)
                                                    ---------    ---------

Net cash used by financing activities                 (15,829)     (12,669)
                                                    ---------    ---------


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    46,561       (5,357)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       135,745      119,572
                                                    ---------    ---------


CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 182,306    $ 114,215
                                                    =========    =========


CASH PAID DURING THE PERIOD FOR INTEREST            $  98,929    $  97,426
                                                    =========    =========


See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)




                               GENERAL        LIMITED         TOTAL
                               PARTNER       PARTNERS      PARTNERSHIP
                             -----------    -----------    -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996           $  (100,118)   $ 1,457,975    $ 1,357,975

NET LOSS                             (18)        (1,769)         1,787)
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   MARCH 31, 1996            $  (100,136)   $ 1,456,206    $ 1,356,070
                             ===========    ===========    ===========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (unaudited)

1. Griffin Real Estate Fund-VI, A Limited Partnership (the Partnership) was formed by Griffin Equity Partners, A Minnesota Partnership and Guardian Investment Corporation, a Minnesota corporation on March 19, 1986 under the laws of the State of Minnesota. The limited partnership offering terminated on March 18, 1988 at which time 19,053 units ($9,526,500) had been sold.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-VI, A Limited Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-VI, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                           1996                1995
                                           ----                ----

      Management fees                    $  17,895           $  17,607
      Supervisory fees                   $   6,531           $   5,231

3.    TAXABLE INCOME (LOSS)

      The income (loss) shown on the statement of operations for the three months ended March 31, 1996 and 1995 is the same as the taxable income
      (loss) for each period, respectively.

4.    VALUATION ALLOWANCE

      As of December 31, 1995, management has recorded a valuation allowance of $470,000 related to the Bass Lake Building and the Industry Park Building. This allowance is the difference between the net book value of the property and an estimated sales value (net of sales costs) as of December 31, 1995. The remaining property was also analyzed, with the result being no allowance considered necessary at December 31, 1995.





                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had cash and cash equivalents of $182,306 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the first quarter of 1996. Future cash distributions will depend on future property operations and sales.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership, other than those disclosed below, that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income was $337,571 and $332,684 for the first quarter of 1996 and 1995 respectively. This increase in the net rental income of $4,887 is attributable to the improved occupancy at Industry Park Building, which more than offset the additional vacancy at Carriage House Apartments. Operating expenses were $190,310 and $181,277 for the first quarter of 1996 and 1995 respectively. The increase of $9,033 was a result of additional plumbing repairs at Carriage House Apartments. The excess of total expenses over revenue resulted in a net loss from operations of $1,787 for the first quarter of 1996, compared to net income of $4,241 for the first quarter of 1995. However, overall operations of the Partnership and its properties resulted in a cash flow increase for the first quarter of 1996 of $46,561 compared to a cash flow loss of $5,357 in the first quarter of 1995.

The Partnership has begun the final liquidation of all of the Partnership properties. The sale of Carriage House Apartments is scheduled to close on May 10, 1996. Although there can be no assurance a closing will take place, if the closing takes place as scheduled the resulting estimated sales proceeds of approximately $15 per limited partnership unit will be distributed in June to holders of record on May 31, 1996. Bass Lake and Industry Park Buildings are currently being marketed. Neither property is currently under any formal sales contract.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                                  1995                                    1996
                                    ---------------------------------        ---------------------------------
                                                   at                                      at
                                    3/31     6/30      9/30     12/31        3/31    6/30      9/30     12/31
1.    Carriage House Apts.
      Jacksonville, FL               90%      88%       96%       91%         85%

2.    Bass Lake Road
      New Hope, MN                  100%     100%       83%       83%        100%

3.    Industry Park
      New Hope, MN                   85%      85%       85%       97%         99%





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


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRIFFIN REAL ESTATE FUND-VI,
                                        A LIMITED



Date:  May 15, 1996                     By    /s/ Larry D. Fransen
                                              Larry D. Fransen, for the
                                              General Partner, Griffin
                                              Equity Partners




Date:  May 15, 1996                     By    /s/ Larry D. Fransen
                                              Larry D. Fransen, for the
                                              General Partner, Griffin
                                              Equity Partners