Form 10-Q
period 1996-06-30
GRIFFIN REAL ESTATE FUND VI
filed 1996-08-12
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-16765

               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1545501

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788




Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                         Yes __X__  No ____

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



                          GRIFFIN REAL ESTATE FUND-VI,

                              A LIMITED PARTNERSHIP

                                      INDEX



PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1996 and December 31, 1995.......................... 1

           Condensed Statements of Operations
              for the three months and six months ended
              June 30, 1996 and 1995....................................... 2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1996 and 1995....................................... 3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1996............................... 4

           Notes to Financial Statements................................... 5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................ 6-7



PART II.   Other Information............................................... 8



SIGNATURES................................................................. 9




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                 June 30,      December 31,
                                                   1996            1995
                                                   ----            ----
ASSETS

Cash and cash equivalents                      $   194,529     $   135,745
Receivables and other assets                        54,228         123,028
                                               -----------     -----------
   Total                                           248,757         258,773
                                               -----------     -----------

PROPERTY:
   Land                                            673,000       1,085,776
   Buildings and improvements                    3,174,487       6,443,789
   Furniture and equipment                            --           242,362
   Less valuation allowance                       (470,000)       (470,000)
                                               -----------     -----------
      Total                                      3,377,487       7,301,927
   Less accumulated depreciation                   800,833       1,919,664
                                               -----------     -----------
Property - net                                   2,576,654       5,382,263
                                               -----------     -----------

TOTAL ASSETS                                   $ 2,825,411     $ 5,641,036
                                               ===========     ===========



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities    $    19,992     $    59,174
   Security deposit                                 37,366          51,567
   Mortgages, contracts for deed                 1,782,129       4,172,438
                                               -----------     -----------
      Total liabilities                          1,839,487       4,283,179
                                               -----------     -----------


PARTNERS' EQUITY:
   General Partner                                (103,837)       (100,118)
   Limited Partners                              1,089,761       1,457,975
                                               -----------     -----------
      Total partners' equity                       985,924       1,357,857
                                               -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 2,825,411     $ 5,641,036
                                               ===========     ===========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the Three Months        For the Six Months
                                           Ended June 30,             Ended June 30,

                                         1996          1995         1996          1995
                                         ----          ----         ----          ----
REVENUES
Rental income                         $ 243,642     $ 333,934    $ 581,213     $ 666,618
Interest income                           3,898           979        5,386         1,506
Other income                              3,858         5,547       10,094        10,479
                                      ---------     ---------    ---------     ---------
   Total revenues                       251,398       340,460      596,693       678,603
                                      ---------     ---------    ---------     ---------


OPERATING EXPENSES
Operating expenses                      165,380       179,277      355,690       360,554
Interest expense                         68,485       101,538      167,414       198,964
Depreciation and
   amortization                          40,868        55,200       98,711       110,399
                                      ---------     ---------    ---------     ---------
Total operating expenses                274,733       336,015      621,815       669,917
                                      ---------     ---------    ---------     ---------

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                   (23,335)        4,445      (25,122)        8,686

EXTRAORDINARY ITEM:
   LOSS ON SALE OF PROPERTY                (393)         --           (393)           --
                                      ---------     ---------    ---------     ---------

NET INCOME (LOSS)                       (23,728)        4,445      (25,515)        8,686

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                      (237)           45         (255)           87
                                      ---------     ---------    ---------     ---------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                $ (23,491)    $   4,400    $ (25,260)    $   8,599
                                      =========     =========    =========     =========

PER UNIT (weighted average basis):

NET INCOME(LOSS)BEFORE
   EXTRAORDINARY ITEM                 $   (1.22)    $     .23    $   (1.31)    $     .45

EXTRAORDINARY ITEM                         (.02)           --         (.02)           --
                                      ---------     ---------    ---------     ---------

NET INCOME(LOSS)                      $   (1.24)    $     .23    $   (1.33)    $     .45
                                      =========     =========    =========     =========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          For the Six Months
                                                             Ended June 30,

                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $   (25,515)    $    8,686
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Loss on sale of property                           393             --
         Depreciation and amortization                   98,711        110,399
         Decrease (Increase) in other assets-net         63,096         (8,354)
         Decrease in accounts payable
            and accrued liabilities                     (39,182)       (38,153)
         Decrease in security deposits                  (14,201)          (487)
                                                    -----------     ----------

Net cash provided by
   operating activities                                  83,302         72,091
                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      --          (42,106)
   Sale of property and equipment                     2,712,209           --
                                                    -----------     ----------
Net cash used by investing activities                 2,712,209        (42,106)
                                                    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                     (2,390,309)       (27,062)
   Distributions to partners                           (346,418)          --
                                                    -----------     ----------
Net cash used by financing activities                (2,736,727)       (27,062)
                                                    -----------     ----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      58,784          2,923

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         135,745        119,572
                                                    -----------     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   194,529     $  122,495
                                                    ===========     ==========

CASH PAID DURING THE PERIOD FOR INTEREST            $   187,700     $  198,964
                                                    ===========     ==========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)


                                    GENERAL         LIMITED           TOTAL
                                    PARTNER         PARTNERS       PARTNERSHIP
                                    -------         --------       -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996                 $(100,118)      $1,457,975      $1,357,857

NET INCOME                              (255)         (25,260)        (25,515)
DISTRIBUTIONS                         (3,464)        (342,954)       (346,418)
                                   ---------       ----------      ----------
PARTNERS' EQUITY (DEFICIT)
   JUNE 30, 1996                   $(103,837)      $1,089,761      $  985,924
                                   ==========      ===========     ===========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-VI, A Limited Partnership (the Partnership) was formed by Griffin Equity Partners, A Minnesota Partnership and Guardian Investment Corporation, a Minnesota corporation on March 19, 1986 under the laws of the State of Minnesota. The limited partnership offering terminated on March 18, 1988 at which time 19,053 units ($9,526,500) had been sold.

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-VI, A Limited Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

       The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-VI, A Limited Partnership Form 10K.

2.     RELATED PARTY TRANSACTIONS

       The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                             1996            1995
                                             ----            ----

        Management fees                   $ 38,397        $ 34,928
        Supervisory fees                  $  7,423        $  8,089


3.     TAXABLE INCOME (LOSS)

       The income (loss) shown on the statement of operations for the six months ended June 30, 1996 and 1995 is the same as the taxable income (loss) for each period, respectively.

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



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had cash and cash equivalents of $194,529 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions of $18 per unit were made from the proceeds of the sale of Carriage House Apartments during the second quarter. Future cash distributions will depend on future property operations or dispositions.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Since Carriage House Apartments was sold about mid-quarter, operating income and expenses for the fund as a whole are not easily comparable to previous periods. For simplicity, the following discussion excludes Carriage House results.

Both the Bass Lake and Industry Park buildings' operating expenses were very comparable from 1995 and 1996 for both year to date and second quarter. The same can be said for Bass Lake's gross operating income. Gross operating income for Industry Park grew by 20% and 16% for the second quarter and year to date respectively from the same periods in 1995. These results are due to Bass Lake's 100% occupancy during the reporting periods and to Industry Park's continuing steady improvement in occupancy shown on the table on the following page. For both properties, capital improvements continue to be minimal.

The Partnership has begun final liquidation of the Partnership assets. Carriage House Apartments was sold on May 10, 1996 while the sale of Bass Lake is scheduled to close by October 17, 1996. Although there can be no assurance a closing will take place, if the closing takes place as scheduled the resulting estimated sales proceeds of approximately $19 per limited partnership unit will be distributed in November to holders of record on October 31, 1996. The Industry Park building is still being marketed and is not currently under any formal sales contract.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                                1995                                   1996
                                                 at                                     at
                               ------------------------------------    ------------------------------
                               3/31     6/30     9/30   12/31          3/31    6/30     9/30    12/31
1.Carriage House Apts.
  Jacksonville, FL              90%      88%      96%     91%           85%      *

2.Bass Lake Road
  New Hope, MN                 100%     100%      83%     83%          100%    100%

3.Industry Park
  New Hope, MN                  85%      85%      85%     97%           99%     99%


* Indicates the Partnership did not own this property at the end of the quarter.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         As of June 30, 1996, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgement against the Partnership would be covered by insurance.


Item 6.  Exhibits and Reports on Form 8-K

         (b) A form 8-K was filed with required pro forma financial information on May 28, 1996 regarding the sale of Carriage House Apartments that took place on May 10, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GRIFFIN REAL ESTATE FUND-VI,
                                         A LIMITED



Date:  August 15, 1996                   By    /s/ Larry D. Fransen
                                               ------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners




Date:  August 15, 1996                   By    /s/ Larry D. Fransen
                                               ------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners