Form 10-Q
period 1996-09-30
GRIFFIN REAL ESTATE FUND VI
filed 1996-11-12
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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



                          GRIFFIN REAL ESTATE FUND-VI,

                              A LIMITED PARTNERSHIP

                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1996 and December 31, 1995......................   1

           Condensed Statements of Operations
              for the three months and nine months ended
              September 30, 1996 and 1995...................................   2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1996 and 1995...................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1996..........................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7


PART II.   Other Information................................................   8


SIGNATURES..................................................................   9



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                               September 30,   December 31,
                                                   1996            1995
                                               -----------     -----------
ASSETS

Cash and cash equivalents                      $   593,187     $   135,745
Receivables and other assets                        33,095         123,028
                                               -----------     -----------
   Total                                           626,282         258,773
                                               -----------     -----------

PROPERTY:
   Land                                            338,000       1,085,776
   Buildings and improvements                    1,644,419       6,443,789
   Furniture and equipment                            --           242,362
   Less valuation allowance                        (65,000)       (470,000)
                                               -----------     -----------
      Total                                      1,917,419       7,301,927
   Less accumulated depreciation                   428,022       1,919,664
                                               -----------     -----------
Property - net                                   1,489,397       5,382,263
                                               -----------     -----------

TOTAL ASSETS                                   $ 2,115,679     $ 5,641,036
                                               ===========     ===========


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities    $    13,135     $    59,174
   Security deposit                                 20,228          51,567
   Mortgages, contracts for deed                   768,790       4,172,438
                                               -----------     -----------
      Total liabilities                            802,153       4,283,179
                                               -----------     -----------


PARTNERS' EQUITY:
   General Partner                                (100,561)       (100,118)
   Limited Partners                              1,414,087       1,457,975
                                               -----------     -----------
      Total partners' equity                     1,313,526       1,357,857
                                               -----------     -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 2,115,679     $ 5,641,036
                                               ===========     ===========

See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           For the Three Months            For the Nine Months
                                           Ended September 30,             Ended September 30,

                                           1996            1995            1996           1995
                                           ----            ----            ----           ----
REVENUES
Rental income                         $   163,507     $   341,465     $   744,720     $ 1,008,083
Interest income                             2,216             665           7,602           2,171
Other income                                9,942           6,406          20,036          16,885
                                      -----------     -----------     -----------     -----------
   Total revenues                         175,665         348,536         772,358       1,027,139
                                      -----------     -----------     -----------     -----------


OPERATING EXPENSES
Operating expenses                         55,631         206,408         411,321         566,962
Interest expense                           70,423         100,335         237,837         299,299
Property valuation
   benefit                               (405,000)           --          (405,000)           --
Depreciation and
   amortization                            32,679          55,196         131,390         165,595
                                      -----------     -----------     -----------     -----------
Total operating expenses                 (246,267)        361,939         375,548       1,031,856
                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                     421,932         (13,403)        396,810          (4,717)

EXTRAORDINARY ITEM: LOSS
   ON SALE OF PROPERTY                    (94,330)           --           (94,723)           --
                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS)                         327,602         (13,403)        302,087          (4,717)

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                       3,276            (134)          3,021             (47)
                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                $   324,326     $   (13,269)    $   299,066     $    (4,670)
                                      ===========     ===========     ===========     ===========

PER UNIT (weighted average basis):

NET INCOME(LOSS)BEFORE
   EXTRAORDINARY ITEM                 $     21.93     $      (.70)    $     20.63     $      (.25)

EXTRAORDINARY ITEM                          (4.90)           --             (4.92)           --
                                      -----------     -----------     -----------     -----------

NET INCOME(LOSS)                      $     17.03     $      (.70)    $     15.71     $      (.25)
                                      ===========     ===========     ===========     ===========

See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          For the Nine Months
                                                          Ended September 30,

                                                         1996            1995
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $   302,087     $    (4,717)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Property valuation benefit                    (405,000)           --
         Loss on sale of property                        94,723            --
         Depreciation and amortization                  131,390         165,595
         Decrease in other assets-net                    76,667           7,274
         Decrease in accounts payable
           and accrued liabilities                      (46,039)        (23,877)
         Increase(decrease) in security deposits        (31,339)          2,915
                                                    -----------     -----------

Net cash provided by
   operating activities                                 122,489         147,190
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      --           (52,793)
   Sale of property and equipment                     4,085,019            --
                                                    -----------     -----------
Net cash used by investing activities                 4,085,019         (52,793)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                     (3,403,648)        (41,991)
   Distributions to partners                           (346,418)           --
                                                    -----------     -----------
Net cash used by financing activities                (3,750,066)        (41,991)
                                                    -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                   457,442          52,406

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         135,745         119,572
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   593,187     $   171,978
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   264,921     $   299,299
                                                    ===========     ===========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)

                                 GENERAL         LIMITED         TOTAL
                                 PARTNER        PARTNERS      PARTNERSHIP
                                 -------        --------      -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996            $  (100,118)    $ 1,457,975     $ 1,357,857

NET INCOME                          3,021         299,066         302,087

DISTRIBUTIONS                      (3,464)       (342,954)       (346,418)
                              -----------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1996         $  (100,561)    $ 1,414,087     $ 1,313,526
                              ===========     ===========     ===========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-VI, A Limited Partnership (the Partnership) was formed by Griffin Equity Partners, A Minnesota Partnership and Guardian Investment Corporation, a Minnesota corporation on March 19, 1986 under the laws of the State of Minnesota. The limited partnership offering terminated on March 18, 1988 at which time 19,053 units ($9,526,500) had been sold.

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-VI, A Limited Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

        The accounting policies followed by the Partnership are set forth in
        Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-VI, A Limited Partnership Form 10K.

2.      RELATED PARTY TRANSACTIONS

        The partners of Griffin Equity Partners and the shareholders, of Guardian Investment Corporation, the general partners of the Partnership, are also owners, directors, and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                                      1996               1995
                                                      ----               ----

        Management fees                            $ 48,014           $ 52,012
        Supervisory fees                           $  7,884           $ 14,821

3.      TAXABLE INCOME (LOSS)

        The income (loss) shown on the statement of operations for the nine months ended September 30, 1996 and 1995 is the same as the taxable income (loss) for each period, respectively.

4.      VALUATION ALLOWANCES

        As of December 31, 1995, management had recorded valuation allowances of $405,000 and $65,000 related to the Bass Lake Building and the Industry Park Building, respectively. These allowances were the difference between the net book values of the properties and estimated sales values (net of sales costs) as of December 31, 1995.

        When the Bass Lake Building was sold on September 30, 1996, the corresponding valuation allowance was reversed and recognized as a property valuation benefit on the Condensed Statement of Operations.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had cash and cash equivalents of $593,187 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions of $18 per unit were made from the proceeds of the sale of Carriage House Apartments during the second quarter. Distributions of $18 per unit were also made, on October 23, 1996, from the proceeds of the sale of the Bass Lake Building, which occured during the third quarter. Future cash distributions will depend on future property operations or dispositions.


RESULTS OF OPERATIONS

The Partnership has begun final liquidation of the Partnership assets. Carriage House Apartments was sold on May 10, 1996, the Bass Lake building was sold on September 30, 1996, while the sale of Industry Park is scheduled to close by December 1, 1996. Although there can be no assurance a closing will take place, if the closing takes place as scheduled the resulting estimated sales proceeds of approximately $40 per limited partnership unit will be distributed in December to holders of record on the closing date. If the sale occurs on schedule, the Partnership will terminate by the end of the year.

Since Carriage House Apartments was sold during the second quarter, operating income and expenses for the Partnership as a whole are not easily comparable to previous periods. For simplicity, the following discussion excludes Carriage House results.

Before its sale on September 30, 1996, the Bass Lake Building enjoyed 100% occupancy. Rental income for the third quarter of 1996 was $73,625 which is comparable to the third quarter 1995 total of $72,221. Total operating expenses totaled $24,455 for the third quarter 1996, as compared to $36,647 in 1995 which contained unusually high advertising and repair expenses.

For the Industry Park building, third quarter rental income went from $82,783 in 1995 to $90,255, an increase of $7,472 or 9%. This combined with lower vacancies and stable expenses to produce a year to date net income of $59,770 as compared to $20,555 for the first three quarters of 1995. Capital improvements continue to be minimal as the property is being marketed for sale.



                          GRIFFIN REAL ESTATE FUND-VI,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                       1995                       1996
                            -------------------------   ------------------------
                                        at                         at
                            3/31   6/30   9/30  12/31   3/31   6/30  9/30  12/31
1.Carriage House Apts.
  Jacksonville, FL           90%    88%    96%    91%    85%     *    *

2.Bass Lake Road
  New Hope, MN              100%   100%    83%    83%   100%   100%   *

3.Industry Park
  New Hope, MN               85%    85%    85%    97%    99%    99%   99%


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

                 A form 8-K was also filed with required pro forma financial information on October 8, 1996 regarding the sale of the Bass Lake Building that took place on September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GRIFFIN REAL ESTATE FUND-VI,
                                         A LIMITED



Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners




Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Equity Partners