Form 10-K
period 1996-12-31
GRIFFIN REAL ESTATE FUND VI
filed 1997-03-31
CIK 783452

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996. Commission file number 0-16765

               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP

                              Minnesota 41-1545501
                         510 Marquette Avenue, Suite 300
                          Minneapolis, Minnesota 55402

                  Registrant's telephone number (612) 338-2828


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                                    ----------------

       None                                                None

Securities registered pursuant to Section 12(g) of the act:  $9,526,500


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


Forms 8-K dated October 8, 1991 and November 26, 1996 are incorporated by reference in this report.


               GRIFFIN REAL ESTATE FUND-VI, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                            PAGE
PART I
             Item 1  Business..........................................     1-3

             Item 2  Properties........................................      1

             Item 3  Legal Proceedings.................................      1

             Item 4  Submission of Matters to a Vote
                     of Limited Partners...............................      1


PART II
             Item 5  Market for the Partnership's Limited Partnership
                     Interests and Related Limited Partner Matters.....      1

             Item 6  Selected Financial Data...........................      2

             Item 7  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....     3-4

             Item 8  Financial Statements and Supplementary Data.......       5

             Item 9  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...............       5


PART III
             Item 10 The General Partner of the Partnership............     5-6

             Item 11 Management Remuneration and Transactions..........     6-7

             Item 12 Limited Partnership Ownership of Certain
                     Beneficial Owners and Management...................      7

             Item 13 Certain Relationships and Related
                     Transactions.......................................      8


PART IV
             Item 14 Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                                  8


SIGNATURES   ...........................................................      9


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

   The Partnership was engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

   The Terms of Transactions between the Partnership and affiliates of the General Partner are described in Item 11 to which reference is hereby made.


Item 2.    Properties

   As of December 31, 1996 the Partnership has sold all of its real property investments and has been terminated effective that date.


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

Item 6.    Selected Financial Data


                     Griffin Real Estate Fund-VI, A Limited
  Partnership For the Years Ended December 31, 1996, 1995, 1994, 1993, and 1992

                               1996         1995          1994           1993           1992
                               ----         ----          ----           ----           ----

Total revenues (d)        $   841,368   $ 1,393,478   $ 1,318,537    $ 1,320,580    $ 1,324,793

Net income (loss)             294,640        28,825       (84,769)      (210,435)      (730,356)
  Net income (loss) per
  limited partner
  unit (c)                       8.75          1.50         (4.41)        (10.94)        (37.97)
Total assets                  203,357     5,641,036     5,689,040      5,772,987      6,055,403
Mortgage notes
  payable                           -     4,172,438     4,227,965      4,251,134      4,303,085


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $146 per limited Partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. In the opinion of counsel, the Partnership's Income and Tax Losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as Profit or Loss on the Sale of Properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net income (loss) and cash distributions per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

   Because all of the Partnership properties were sold at different dates during 1996, a discussion of the 1996 results from operations compared to prior years would not be practical and therefore is not included.

   As planned the Partnership completed the sale of all of its properties and concluded its operations at December 31, 1996, with the exception of the final liquidating distribution of $9.27 per limited partnership unit which was issued on January 22, 1997.

   Following the formation of the Partnership it acquired four properties, Hidden Glen Apartments in Atlanta, GA, Carriage House Apartments in Jacksonville, FL, Bass Lake Building and Industry Park Building both in New Hope, MN. Hidden Glen was acquired on February 20, 1987, and was lost to foreclosure by the lender on December 3, 1991. Carriage House Apartments was acquired on December 29, 1987 and was sold for all cash on May 10, 1996 for $3,005,300. With the sale the mortgage debt of $2,363,147 was extinguished after approximately $307,600 of sale expenses and the approximate $334,600 of sales proceeds was distributed at $18.00 per limited partnership unit on June 19, 1996. Bass Lake Building was acquired on May 18, 1988 and was sold for all cash on September 30, 1996 for $1,425,000. With the sale, the mortgage debt of $1,004,357 was extinguished after approximately $43,100 of sales expenses and approximately $32,900 of prepayment penalties. The approximate $344,600 of sales proceeds was distributed at $18.00 per limited partnership unit on October 25, 1996. Industry Park Building was acquired on May 18, 1988 and was sold for all cash on November 15, 1996 at a price of $1,590,000. With the sale, the mortgage debt of $765,237 was extinguished after approximately $56,700 of sales expenses. The approximate $768,000 of sales proceeds was distributed at $40.00 per limited partnership unit.

   Due to a valuation provision $509,000 recognized in 1992, the combined sales resulted in $355,395 of gain from sale and $294,640 of net income for the Partnership for the year ended December 31, 1996. However, because the valuation provision was not recognized for tax purposes the property sales did not result in any taxable income in 1996.

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

   Due to the tax reform act of 1986, the over-built real estate situation, the Savings and Loan Industry crisis, and the recessionary climate in the United States, real estate values in general declined substantially in the later 1980's and early 1990's. Experts believed that this decline reached bottom in 1992. Generally accepted accounting principals require that property be carried on the Partnership books at the lower of depreciated cost or market value. Because of further declines in value of the Partnership property, the Partnership increased the valuation allowance by $88,000 for Bass Lake and Industry Park commercial properties in 1993. In 1995 and 1994, however, a recovery of market values allowed the Partnership to restore the valuation allowance by $75,000 and $52,000 respectively.

   The Carriage House Apartments mortgage lender has agreed to a short term extension of the maturity date of the loan from December 29, 1995 to June 28, 1996. The interest rate and monthly debt service payment during the extension will remain the same.


   Liquidity

   No discussion of liquidity is provided as the partnership was liquidated and ceased operations effective December 31, 1996.


                                 OCCUPANCY TABLE

   Approximate occupancy levels of the Partnership's investment property by quarter.


                                                               Carriage House
                  Bass Lake Road        Industry Park          Apartments
                  New Hope, MN          New Hope, MN           Jacksonville, FL
                  ------------          ------------           ----------------

3/31/96           100%                  98%                    85%
6/30/96           100%                  99%                    *
9/30/96           *                     99%                    *
12/31/96          *                     *                      *

3/31/95           100%                  85%                    90%
6/30/95           100%                  85%                    88%
9/30/95           83%                   85%                    96%
12/31/95          83%                   97%                    91%

3/31/94           94%                   98%                    87%
6/30/94           100%                  97%                    90%
9/30/94           100%                  96%                    93%
12/31/94          89%                   91%                    86%

3/31/93           82%                   62%                    93%
6/30/93           82%                   81%                    92%
9/30/93           82%                   98%                    91%
12/31/93          82%                   98%                    91%

3/31/92           72%                   96%                    90%
6/30/92           91%                   85%                    88%
9/30/92           84%                   80%                    95%
12/31/92          86%                   96%                    94%


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co.,LLP) regarding any of the following:

         1)     Accounting principles or practices
         2)     Extent and quality of financial statement disclosure
         3)     Auditing scope or procedures


                                    PART III

Item 10. The General Partner of the Partnership

         The Partnership was terminated effective December 31, 1996. Before then, the General Partners of the Partnership were Griffin Equity Partners, a Minnesota general partnership formed in October of 1984 by the owners of Griffin Companies to act, along with Guardian Investment Corporation, a Minnesota corporation and a wholly owned subsidiary of Griffin Companies ("General Partner"), as General Partner for various limited partnerships sponsored by Griffin Companies. As General Partner, Griffin Equity Partners and Guardian Investment Corporation managed and controlled the affairs of the Partnership and had general responsibility and authority in all matters affecting its business.

         Griffin Companies, a Minnesota corporation organized in 1969, and its affiliates are engaged in real estate brokerage, real estate investment counseling, and management of commercial and multi-family real estate. Griffin Companies and its Affiliates have organized and served as general partners in thirty-two privately placed partnerships and six publicly offered partnerships, which were formed for the purpose of real estate investment.

         The General Partner and its Affiliates provided executive, supervisory and certain administrative services for the Partnership's operations and the General Partner was responsible for determining whether, when and on what terms properties should be sold or refinanced. In addition, the books and records of the Partnership are maintained by Griffin Companies, and are subject to audit by independent certified public accountants. The partners of the General Partner have intended to devote only as much of their time to the business of the Partnership as they determined to be reasonably required. Limited Partners had no right to participate in the management of the Partnership.

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 56) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

         Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National Multi-Housing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

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

         Robert S. Dunbar (57) is Chief Executive Officer of Griffin Companies.

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

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the national Multi-Housing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The partners of the General Partner represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the partners of the General Partner are largely invested in interests in real property and in Griffin Companies. Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.

Item 11. Management Remuneration and Transactions

        Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

        . Profits and losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the general partner.

        . Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.


        . Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

               .. First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

               .. Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

               .. Third, any remaining balance, 85% to the limited partners and 15% to the general partner.


        The Partnership was entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

        Griffin Companies ("Griffin"), an affiliate of the General Partner, was permitted to be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $20,394, $13,284, and $18,735 in 1996, 1995 and 1994 respectively, for these expenses.

        Reference is made to Note 5 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         No person or any "group" is known by the Partnership to have owned beneficially more than 5% of the outstanding units of the Partnership.

        The individual general partners of the General Partner as a group had the following interest in the Partnership:

                                                       Amount and Nature            Percent of Class
                                                       of Beneficial                Outstanding at
                             Title of Class                Ownership                December 31 1996
                             --------------            -----------------            ----------------

                       Limited Partnership Units       80 units purchased           .42%
                                                       at $500 per unit

          No partner of the General Partner possessed a right to acquire beneficial ownership of interest of the Partnership.

Item 13.  Certain Relationships and Related Transactions

          The partners of Griffin Equity Partners and the shareholders of Guardian Investment Corporation, the general partners of the Partnership, are also owners and/or employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consisted of unpaid management fees to and advances from Griffin Companies. The following is a summary of approximate fees incurred for the years ended December 31:

                                       1996          1995           1994
                                       ----          ----           ----

        Property management fees     $57,814      $  70,508      $  73,756
        Major improvement
          supervisory fees             8,503         10,943          9,777



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as part of this report:

         Exhibit 13: Financial Statements and Schedules.

         Exhibit 27: Financial Data Schedule

        An 8-K was filed on October 8, 1996 in regards to the sale of the Bass Lake Building. Proforma Financial Information was included with this filing.

        An 8-K was filed on November 26, 1996 in regards to the sale of the Industry Park Building. Proforma Financial Information was included with this filing.

        No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1997                      Griffin Real Estate Fund-VI,
                                            A Limited Partnership




                                            By:    Larry D. Fransen/s/
                                                   Larry D. Fransen
                                                   for the General Partner
                                                   Griffin Equity Partners


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.




Dated:  March 27, 1997                      By:    Larry D. Fransen/s/
                                                   -------------------
                                                   Larry D. Fransen
                                                   Managing General Partner
                                                   of the General Partner
                                                   Griffin Equity Partners